Form 10-K
period 2002-12-31
MORGAN STANLEY DEAN WITTER CAPITAL I INC TRUST 2002-NC2
filed 2003-03-31
CIK 1172311

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-59060-11

Morgan Stanley Dean Witter Capital I Inc
(Exact name of registrant as specified in its charter)

Delaware                          13-3291626
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

1585 Broadway
New York, NY                                             10036
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           212-296-7000

Morgan Stanley Dean Witter Capital I, Inc
Mortgage Pass-Through Certificates  Series 2002-NC2
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


                                    PART I

Item 1.  Business

      Not applicable.

Item 2.  Properties

      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings

      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There is no established public trading market for the notes.

      Below are the number of Noteholders or Certificateholders of record as of the end of the reporting year.

      Morgan Stanley Dean Witter Capital I, Inc
      Mortgage Pass-Through Certificates
      Series 2002-NC2 Class A-1                1
      Series 2002-NC2 Class A-2                4
      Series 2002-NC2 Class M-1                1
      Series 2002-NC2 Class M-2                1
      Series 2002-NC2 Class B-1                5
      Series 2002-NC2 Class X                  1
      Series 2002-NC2 Class P                  1


Item 6.  Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and

      Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.

Item 11.  Executive Compensation

      Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not applicable.

Item 13.  Certain Relationships and Related Transactions.

      Not applicable.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
                 99.1  Annual Summary Statement
                 99.2  Annual Statement as to Compliance.
                 99.3  Annual Independent Public
                       Accountant's Servicing Report.
	           99.4  Annual Report of Management

      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      May 28, 2002;  June 25, 2002;  July 25, 2002;
      August 26, 2002;  September 25, 2002, October 25, 2002;
      November 25, 2002;  December 26, 2002

      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Dean Witter Capital I, Inc
Mortgage Pass-Through Certificates  Series 2002-NC2

      /s/  Craig Phillips
      Name:  Craig Phillips
      Title:  President
	Date:  March 31, 2003


Sarbanes-Oxley Certification


CERTIFICATION

Re: Morgan Stanley Dean Witter Capital I Inc. Trust 2002-NC2 (the "Trust"), Mortgage Pass-Through Certificates, Series 2002-NC2, issued pursuant to the Pooling and Servicing Agreement, dated as of April 1, 2002 (the "Pooling and Servicing Agreement"), among Morgan Stanley Dean Witter Capital I Inc., as depositor, U.S. Bank National Association, as trustee (the "Trustee"), The Provident Bank, as servicer (the "Servicer"), and NC Capital Corporation, as responsible party.

I, Craig Phillips, certify that:

1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution reports
(collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual
Report, of the Trust;

2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing Agreement, for inclusion in the Reports is included in these Reports;

4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing, and except as disclosed in the Reports, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
the Trustee and the Servicer


Date:               3-25-03
Signature:          /s/ Craig Phillips
Title:              President


                    EXHIBIT INDEX

      Exhibit NumberDescription
               99.1 Annual Summary Statement
               99.2 Annual Statement of Compliance
               99.3 Report of Independent Accountants
               99.4 Report of Management




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

      Morgan Stanley Dean Witter Capital I, Inc
      Mortgage Pass-Through Certificates  Series 2002-NC2

STATEMENT TO CERTIFICATEHOLDERS

Class                   Cusip
A-1                   61746WPA2
A-2                   61746WNY2
M-1                   61746WPB0
M-2                   61746WPC8
B-1                   61746WNZ9
X                        N/A
P                        N/A
UT-R                     N/A


                      Beginning
                     Certificate
Class                   Bal(1)
A-1                   283,678,000
A-2                   197,340,000
M-1                    35,196,000
M-2                    32,263,000
B-1                    27,864,000
X                      10,265,720
P                               0
UT-R                            0
Total                 586,606,720


Class                    Prin
A-1                    36,402,258
A-2                    20,671,546
M-1                             0
M-2                             0
B-1                             0
X                             102
P                               0
UT-R                            0
Total                  57,073,906


Class                    Int                    Total
A-1                     3,819,594                  40,221,852
A-2                     2,693,571                  23,365,117
M-1                       626,990                     626,990
M-2                       714,547                     714,547
B-1                       784,304                     784,304
X                      22,530,188                  22,530,291
P                       1,218,024                   1,218,024
UT-R                            0                           0
Total                  32,387,218                  89,461,124


Class                   Losses
A-1                             0
A-2                             0
M-1                             0
M-2                             0
B-1                             0
X                               0
P                               0
UT-R                            0
Total                           0


                        Ending
                     Certificate
Class                    Bal
A-1                   247,275,742
A-2                   176,668,454
M-1                    35,196,000
M-2                    32,263,000
B-1                    27,864,000
X                      10,265,618
P                               0
UT-R                            0
Total                 529,532,814


AMOUNTS PER $1,000 UNIT

Class                    Prin
A-1                    128.322457
A-2                    104.750915
M-1                      0.000000
M-2                      0.000000
B-1                      0.000000
X                        0.009975


Class                    Int
A-1                     13.464540
A-2                     13.649392
M-1                     17.814241
M-2                     22.147574
B-1                     28.147574
X                     2194.701222


Class                   Total
A-1                     141.78700
A-2                     118.40031
M-1                      17.81424
M-2                      22.14757
B-1                      28.14757
X                      2194.71120


                        Ending
                     Certificate
Class                    Bal
A-1                    871.677543
A-2                    895.249085
M-1                   1000.000000
M-2                   1000.000000
B-1                   1000.000000
X                      999.990025


Class                   Losses
A-1                      0.000000
A-2                      0.000000
M-1                      0.000000
M-2                      0.000000
B-1                      0.000000
X                        0.000000


                       Current
                     Pass-Through
Class                  Int Rate
A-1                       1.70250%
A-2                       1.72000%
M-1                       2.28000%
M-2                       2.93000%
B-1                       3.83000%
X                         6.03377%


Section 4.02 (i.)
PRINCIPAL DISTRIBUTIONS
Curtails                                                            304,551
Payments in Full                                                 53,744,429
Liq Proceeds                                                              0
                                                                 54,048,980
Section 4.02 (ii.)(iii.)
INTEREST DISTRIBUTIONS
                Int    Unpaid Int    Unpaid Int
Class   Distrib Amt  Amt Included Amt Remaining
A-1    $3,819,593.70           $0            $0
A-2    $2,693,571.13           $0            $0
M-1      $626,990.01           $0            $0
M-2      $714,547.18           $0            $0
B-1      $784,304.00           $0            $0
X     $22,530,188.23           NA            NA
TOTAL $31,169,194.25           $0            $0

         Basis Risk
      Carry Forward
Class   Amt Covered
A-1              $0
A-2              $0
M-1              $0
M-2              $0
B-1              $0
X                NA
TOTAL            $0

Reduction from the Allocation of:
         Basis Risk
      Carry Forward      Realized
                Amt          Loss          RAIS
Class            $0            $0            $0
A-1              $0            $0            $0
A-2              $0            $0            $0
M-1              $0            $0            $0
M-2              $0            $0            $0
B-1              $0            $0            $0
X                $0            $0            $0
TOTAL            $0            $0            $0

Section 4.02 (v.)
BALANCES AS OF:                                                   26-Dec-02
Stated Prin Bal of Mort Loans                                   529,532,814

Section 4.02 (vi.)
MAS SERV COMP                                                     1,899,960

Section 4.02 (viii.)
P&I ADVANCES
Current Period Advances                                           1,671,502
Outstanding Advances                                              2,145,921


Section 4.02 (ix.)
DELINQ INFO                                                          Number
*1-29 days delinquent                                                   586
*30-59 days delinquent                                                   92
*60-89 days delinquent                                                   12
*90 or more days delinquent                                               4
Foreclosures                                                             63
Bankruptcies                                                             26

Section 4.02 (ix.)                                              Unpaid Prin
DELINQ INFO                                                         Balance
*1-29 days delinquent                                            81,906,079
*30-59 days delinquent                                           11,995,242
*60-89 days delinquent                                            1,554,362
*90 or more days delinquent                                         533,166
Foreclosures                                                      7,813,837
Bankruptcies                                                      3,544,204

Section 4.02 (ix.)                                              Stated Prin
DELINQ INFO                                                         Balance
*1-29 days delinquent                                            81,806,374
*30-59 days delinquent                                           11,975,263
*60-89 days delinquent                                            1,551,316
*90 or more days delinquent                                         531,245
Foreclosures                                                      7,786,653
Bankruptcies                                                      3,535,333

*Note:  In accordance with the Master Servicer, the Delinquency
Information relates to the Prepayment Period.

Section 4.02 (x.)
SCHEDULED PAYMENTS
                                   Payments Due          Delinq >= 60 Days
         November-02                   4,298,818                   206,108
          October-02                   4,470,594                   167,296
        September-02                   4,523,735                         0
           August-02                   4,571,356                   121,367
             July-02                   4,595,565                         0
             June-02                   4,626,154                         0
              May-02                   4,636,485                         0
            April-02                   4,740,221                         0
            March-02                           0                         0
         February-02                           0                         0
          January-02                           0                         0
         December-01                           0                         0

Section 4.02 (xi.)
REO INFORMATION
Loans that became REO properties in the preceding calendar month:
      Unpd Prin                                               Std Prin
Loan #Bal                                                     Bal

Section 4.02 (xii.)
REO INFORMATION
Number of REO Loans                                                       0
Stated Principal Balance of REO Properties                                0
Tot Bk Val of REO Props:                                                  0

Section 4.02 (xiii.)
Stepdown Date Occurrence                                                 NO
Trigger Event Occurrence                                                 NO
Aggregate Balance of loans 60+ days delinquent                   13,404,546

Section 4.02(xiv.)
Amount on Deposit in Excess Reserve Fund                              $0.00

Section 4.02 (xv.)
REALIZED LOSSES
Real Losses incurred during related Prepay Period
Tot Real Losses                                                        0.00
Cum Real Losses                                                        0.00

Section 4.02 (xvi.)
Net Monthly Excess Cash Flow                                     22,530,290
Allocation to Applied Realized Losses                                     0
Allocation to Unpaid Interest Amounts                                     0

Section 4.02 (xvii.)
Subordination Amount                                             10,265,618
Required Subordinated Amount                                     10,265,618

Section 4.02 (xviii.)
Prepay Charges                                                    1,218,024






       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance


MORGAN STANLEY DEAN WITTER CAPITAL I, Inc.
MORGAN PASS-THROUGH CERTIFICATES, SERIES 2002-NC2
SERVICER ANNUAL OFFICER'S CERTIFICATE

FEBRUARY 24, 2003




Pursuant to the provisions of the Pooling and Servicing
Agreement dated as of October 1, 2002 by and between MORGAN
STANLEY DEAN WITTER CAPITAL I, INC. and PCFS MORTGAGE
RESOURCES, a division of The Provident Bank, I, David M.
Friedman as President of Servicing of the servicer, hereby certifies as follows:

(a)	a review of the activites of the Servicer during
	the preceding calender year and of the performance under the Pooling and Servicing Agreement has been made under my direction and supervision; and

(b)	to the best of my individual knowledge based on
	such review, the Servicer has fulfilled all of its obligations under the Pooling and Servicing Agreement for such year in accordance with the requirements set forth in said Pooling and Servicing Agreement.



			 	PCFS MORTGAGE RESOURCES

			        By: /s/ David M. Friedman
                                President of Servicing








       EXHIBIT 99.3 -- Report of Independent Auditors
      Report of Independent Accountants


Board of Directors
The Provident Bank

We have examined management's assertion, included in the accompanying report titled Report of Management, that the Provident Bank (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2002. Management is responsible for the Bank's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Bank's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.
Our examination does not provide a legal determination on the Bank's compliance with specified requirements.

In our opinion, management's assertion, that the Bank complied with the aforementioned requirements during the year ended
December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the board of directors, management, Federal Home Loan Mortgage Corporations, and the Bank's private investors and is not intended to be and should not be used by anyone other than these specified parties.



					/s/ Ernst & Young LLP



February 24, 2003




	EXHIBIT 99.4 -- Report of Management

        Report of Management

We, as members of management of PCFS Mortgage Resources'
(based in Atlanta)(PCFS), a division of The Provident Bank
(the Bank), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the PCFS's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, the PCFS complied, in all material respects, with the minimum servicing standards set forth in the USAP. As of and for this same period, PFGI had in effect a fidelity bond and errors and omissions policy in the amount of $25,000,000 and $20,000,000, respectively.



/s/ Richard Gravino			/s/ David Friedman
Richard Gravino				David Friedman
Executive Vice President		Senior Vice President
Consumer Finance			National Servicing Operations